Form 10-Q
period 2015-02-28
Dinoco Oil, Inc
filed 2015-04-28
CIK 1610680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-198730

DINOCO, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

3260 N. Hayden Rd, Suite 210-332, Scottsdale, AZ 85251

(Address of principal executive offices, including zip code)

415-847-9954

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Class A shares: 10,000,000, Class B shares: 396,840,000, total shares outstanding: 406,840,000 as of April 21st, 2015

DINOCO, INC.

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

DINOCO, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

(unaudited)

ASSETS

	February 28, 2015	May 31, 2014
Current assets:
Cash and equivalents	$1,776	$0
Total current assets	$1,776	$0

Long term assets:
Working Interest in Jacks A/C & B Lease	$57,590	$0
Total long term assets	$57,590	$0

Total assets	$59,366	$0

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accrued Expenses	$23,400	$0
		0
Total current liabilities	23,400	0

Total liabilities	$23,400	$0

Commitments and contingencies	-	-

Stockholders’ (deficit):
Common stock, $0.000001 par value, 3,000,000,000 shares authorized; 406,840,000 and 400,340,000 shares issued and outstanding, respectively	409	402
Additional paid-in capital	219,948	134,788
(Deficit) accumulated during the exploration stage	(184,391)	(135,190)

Total stockholders’ equity (deficit)	$35,966	$0

Total liabilities and stockholders’ equity (deficit)	$59,366	$0

The accompanying notes to the financial statements are an integral part of these statements.

DINOCO, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

			Cumulative from
	For the Quarter ended February 28, 2015	For the nine months Ended February 28, 2015	December 20, 2013 (inception) to February 28,2015

Revenues, net	$3,778	$3,778	$3,778

Cost of revenues	-	-	-

Gross profit	-	-	-

Expenses:
General and administrative	5,604	26,002	26,611
Compensation	4,772	26,977	161,558

Total expenses	10,376	52,979	188,169

Income (Loss) from operations	(6,598)	(49,201)	(184,391)

Other income (expense):

Total other income (expense)	-	-	-

Provision for income taxes	-	-	-

Net income (loss)	$(6,598)	$(49,201)	$(184,391)

(Loss) per common share,
basic and diluted	$0	$0

Weighted average number of common shares outstanding, basic and diluted

	406,542,186	406,542,186

The accompanying notes to the financial statements are an integral part of these statements.

DINOCO, INC.

 (AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 20, 2013 (inception) to February 28, 2015

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the EXPLORATION Stage	Total
	Shares	Amount

Balance, December 20, 2013 (inception)	-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	200,000,000	200	(200)	-	-

Contributed Capital			609	-	609

Issuance of common shares to officers	200,000,000	200	119,800	-	120,000

Issuance of common shares to consultants	340,000	2	9,248	-	9,250

Amortization of Stock Options	-	-	5,331	-	5,331

Net (loss) for the period	-	-	-	(135,190)	(135,190)

Balance, May 31, 2014	400,340,000	$402	$134,788	$(135,190)	$-

Issuance of common shares for Jacks Lease WI	6,000,000	6	57,584	-	57,590
Contributed Capital			600		600
Issuance of Common shares to officers		1	12,499		12,500
Amortization of Stock options			14,477		14,477

Net (loss) for the period	-	-	-	(49,201)	(49,201)

Balance, February 28, 2015	406,340,000	$409	$219,948	$(184,391)	$35,966

The accompanying notes to the financial statements are an integral part of these statements.

DINOCO, INC.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended February 28, 2015	For the period from December 20, 2013 (inception) to February 28, 2015

Cash flows from operating activities:
Net income (loss)	$(49,201)	$(184,391)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued to executive officer	12,500	132,500
Common stock issued in connection with services provided by consultants	-	9,250
Amortization of common stock options	14,477	19,808
Changes in operating assets and liabilities:
Increase(decrease) in accrued expenses	23,400	23,400

Net cash (used in) operating activities	1,176	567

Cash flows from financing activities:
Capital Contributed by a related party	$600	$1,209

Net cash provided by financing activities	600	1,209

Net increase in cash	1,776	1,776

Cash – beginning of period		-

Cash – end of period	$1,776	$1,776

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s shares)	-	200
	$-	$200

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

DINOCO, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2015

Note 1 – Business and Organization

Dinoco, Inc. (“the Company”) was incorporated in Delaware on December 20, 2013. The Company intends to be a EXPLORATION stage company that focuses on shallow depth, conventional oil plays located in Texas, Oklahoma, Colorado & Kansas.

The Company is in the exploration stage in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 915 – EXPLORATION Stage Entities. Since its inception, the Company has been engaged in acquiring interests in leases in the State of Texas and searching for short-term and long-term sources of liquidity for its producing operations.

Note 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheets as of  February 28, 2015, Statements of Operations for the quarter and nine months ended February 28, 2015, and cumulative from December 20, 2013 (Inception) to February 28, 2015, Statement of Stockholder’s (Deficit) for the cumulative period from December 20, 2013 (Inception) to February 28, 2015, and the Statements of Cash Flows for the nine months ended February 28, 2015, and cumulative from December 20, 2013 (Inception) to February 28, 2015, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at February 28, 2015 and its results of operations and its cash flows for the period ended February 28, 2015 and cumulative from December 20, 2013 (inception) to February 28, 2015.  The results for the period ended February 28, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending May 31, 2015.

Accounting  Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company’s fiscal year end is May 31.

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America  and are  presented  in U.S.  Dollars.  The Company is currently an exploration stage enterprise.  An exploration stage enterprise is one  in  which  planned  principal  operations  have  not  commenced  or if  its operations  have commenced,  there has been no significant  revenues there from. All losses accumulated since the inception of the business have been considered as part of its exploration stage activities.

Basis of Presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and those of its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.  As of February 28, 2015 and May 31, 2014 the cash and cash equivalents were $1,776 and $0 respectively.

Oil and Gas Properties

We acquired the Jacks A/C & B leases in 2014.  A 51% WI was obtained direct from the mineral owner for $1, and the remaining 49% of the WI was obtained from a third party for 6,000,000 shares of stock.  The property is not in production and has no reserves.

The Company uses the full cost method of accounting for exploration and EXPLORATION activities as defined by the U.S. Securities and Exchange Commission (“SEC”). Under this method of accounting, the costs for unsuccessful, as well as successful, exploration and EXPLORATION activities are capitalized as oil and gas properties. Capitalized costs include lease acquisition, geological and geophysical work, delay rentals, costs of drilling, completing and equipping the wells and any internal costs that are directly related to acquisition, exploration and EXPLORATION activities but does not include any costs related to production, general corporate overhead or similar activities. Proceeds from the sale or other disposition of oil and gas properties are generally treated as a reduction in the capitalized costs of oil and gas properties, unless the impact of such a reduction would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country.

The Company categorizes its full cost pools as costs subject to amortization and costs not being amortized. The sum of net capitalized costs subject to amortization, including estimated future EXPLORATION and abandonment costs, are amortized using the unit-of-production method.

Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent costs of investments in unproved properties. The Company excludes these costs on a country-by-country basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if impairment has occurred. The amount of any impairment is transferred to the costs subject to amortization. The Company currently only owns unproved properties.

Election to Use Extended Transitional Period Under Jumpstart Our Business Startups Act (“JOBS Act”)

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the  adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Revenue Recognition

The Company has yet to realize revenues from operations and is still in the exploration stage. The Company will recognize revenue when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Income Taxes

The Company  accounts for its income taxes in  accordance  with FASB  Accounting Standards  Codification  (“ASC”)  No.740,  “Income  Taxes”.  Under this  method, deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax consequences   attributable  to  differences  between  the  financial  statement carrying  amounts of existing assets and  liabilities  and their  respective tax balances.

Net Loss Per Share

Basic loss per share includes no dilution and is computed  by dividing  loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of  securities  that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Financial Instruments

Fair value measurements are determined  based on the  assumptions  that market participants would use in pricing an asset or liability.  ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in  valuation methodologies into the following three levels:

*    Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.  A quoted  price in an  active  market  provides  the most reliable  evidence  of fair  value and must be used to  measure  fair value whenever available.

*    Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or  liabilities;  quoted  prices in markets that are not active;  or other inputs that are observable or can be corroborated by observable market data.

*    Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.  For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a  discounted  future cash flows method.

Share Based Expenses

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which  requires the Company to recognize  expenses  related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Ceiling Test

Under the full cost method of accounting, a ceiling test is performed each quarter for proved properties. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X. The ceiling test determines a limit, on a country-by-country basis, on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization and impairment (“DD&A”) and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, calculated using the average oil and natural gas sales price received by the Company as of the first trading day of each month over the preceding twelve months (such prices are held constant throughout the life of the properties) with consideration of price change only to the extent provided by contractual arrangement, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A. The Company has no proved properties for the periods presented.

Asset Retirement Obligations

Asset retirement obligations (“ARO”) represent the future abandonment costs of tangible assets such as platforms, wells, service assets, pipelines, and other facilities. The fair value of a liability for an asset’s retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, an adjustment is made to the full cost pool, with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. The ARO assets, which are carried on the balance sheet as part of the full cost pool, will be included in our amortization base for the purposes of calculating depreciation, depletion and amortization expense. For the purposes of calculating the ceiling test, the future cash outflows associated with settling the ARO liability is included in the computation of the discounted present value of estimated future net revenues.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Note 3 – Going Concern

As shown in the accompanying financial statements, the Company has incurred losses from operations and has not generated any revenue and has not secured continuous funding for the operation of its oil and gas producing activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition to the offering of securities for sale to the public, the Company currently is diligently searching for other short-term and long-term sources of liquidity for its producing operations.  From our inception our accumulated losses have been a net loss of $.

Note 4 – Stockholder’s Equity

Class B Common Stock

The total number of Class B common shares authorized that may be issued by the Company is 2,990,000,000 shares with a par value of $0.000001 per share.

During the period December 20, 2013 (inception) to February 28, 2015 the Company issued an aggregate of 406,340,000 shares as follows:

On 12/21/13, 200,000,000 shares were issued to Joseph LaCome as founder shares for contributed capital.

On 4/1/14, 300,000 shares were issued to Jeff Davis, in exchange for providing consulting services.  The shares were issued based on the fair value of the services provided ($3,750).

On 4/1/14, 40,000 shares were issued to Michael Brown, in exchange for providing consulting services in preparing the prospectus.  The shares were issued based on the fair value of the services provided ($5,500).

On 4/15/14, 200,000,000 shares were issued to Patrick Maloy for the position of President, CFO and CEO.  The shares were issued based on the fair value of the services provided ($120,000).

On 6/2/14, 6,000,000 shares were issued to the Alan Fudge Living Trust in exchange for its 49% working interest in the Jacks A/C and B lease valued at $57,590

On 9/5/14, we issued 500,000 class B shares to Dorothy Scaringe for accepting the position of President, CEO, PAO & CFO.  The shares were issued based on the fair value of the services provided ($12,500).

Class A Stock

The total number of Class A shares authorized that may be issued by the Company is 10,000,000 shares with a par value of $0.000001 per share.

Contributed Capital

On 12/21/13 Joseph LaCome contributed $609 of capital for filing and organization expenses and during the period 6/1/14 through 2/28/15 incurred an additional $600 in operating expenses for a total contributed capital of $1,209

Note 5 – Related Party Transactions

On 12/21/13, 200,000,000 shares were issued to Joseph LaCome as founder shares for contributed capital.  He also contributed $609, used for filing fee and organization expenses.  An additional $600 was contributed during the nine months ending 2/28/15 for operating expenses and establishment of bank account.

On 4/15/14, 200,000,000 shares were issued to Patrick Maloy for the position of interim President, CFO and CEO.  He later stepped down and accepted the position of COO on 9/5/14.  The value of the shares is $120,000 based on the fair market value of services provided.

On 9/5/14, we issued 500,000 class B shares to Dorothy Scaringe for accepting the position of President, CEO, PAO & CFO.  The shares were issued based on the fair value of the services provided ($12,500).

Note 6 – Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Note 7 – Commitments And Contingencies

Litigation

The Company is not presently involved in any litigation.

Note 8 – Subsequent Events

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “will,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Plan of Operation

We are an exploration-stage oil and gas company.  We realized a profit of $3,778 from our oil and gas operation.  The proceeds from our public offering will allow us to repair our current oil field, which is currently shut-in, and allow us to pursue other potentially profitable ventures.  We have not fully implemented our business plan and will not do so until we complete our public offering.  An exploration stage corporation is one engaged in the search for oil and gas reserves which are not in either the development or production stage.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling oil and gas. Accordingly, we must raise cash from sources other than the sale of oil and. Our only other source for cash at this time is investments by our directors, and from our oil revenue. We must raise cash to implement our project and stay in business. Our success or failure will be determined by how quickly we can repair our oil and gas field, which currently needs an injector well removed and replaced.  The more money we raise, the more oil and gas leases we can acquire and the more drilling we can conduct. Because our injector well on our Jacks lease is broken, there is not sufficient backpressure to produce enough oil to make it profitable, particularly with the current low oil prices.  We still intend to seek out other leases in north Texas and Oklahoma.

We do not intend to interest other companies in the property if we find oil and/or gas. We intend to develop properties we acquire by ourselves.  We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for maintaining the Jacks lease and will be used on an as-needed basis.

In the event we complete our exploration program prior to the end of one year, and it is anticipated we will do so as reflected in the milestones that follow, if we find oil and/or gas, we will spend the balance of the year creating a program for development of the property. If we do not find additional oil and/or gas on our Jacks lease, we will attempt to locate a new property, raise additional money, and explore the new property.

Milestones

The following are our milestones:

1.	0-90 days obtain a permit from the RRC and replace our broken injector well. - Cost $30,000. Time of retention 0-90 days.

2.	90-270 days after completion of the offering. – Continue to raise capital from investors, and begin producing oil from our Jacks lease.

3.	270-365 days after completion of the offering. Expand or maintain operations at the Jacks lease, and obtain new properties and raise additional capital to explore the new property.

The cost of the subcontractors is included in cost of drilling. All funds for the foregoing activities will be obtained from this public offering.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have generated limited revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must find oil and/or gas in paying quantities. We are seeking equity financing to provide for the capital required to drill one or two wells.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on August 21, 2012

We will be drilling one or two wells on the property upon completion of our public offering.

Since inception, Dorothy Scaringe, one of our officers and sole director has paid all our legal and accounting expenses. Net cash provided by Ms. Sytner from inception on August 21, 2012 to November 30, 2012 was $5,000. Of the monies advanced by Ms. Sytner will be repaid to her pursuant to a demand promissory note bearing interest at the rate of 8% per annum.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our public offering. We will be able to maintain our SEC filings if we raise $25,000.  If we raise an additional $30,000, we will be able to repair our injector well, which may allow the company to be self-sustaining and cover our operating expenses for at least a year.  Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find more oil and/or gas, we will attempt to raise additional money through a subsequent private placement, public offering or through loans to drill additional wells on the property. To do so, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.              CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the CEO & PAO, Mrs. Scaringe, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the CEO has concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended 2/28/15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.           RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.              USE OF PROCEEDS.

On 1/72015, 2012, our Form S-1 registration statement was declared effective by the SEC.  Our Post-effective S-1 registration statement No. 2 was declared effective on 4/2/15.  Under the terms of said registration statement, we may sell up to 50,000,000 shares of our Class B stock at $1 per share.  As of the date hereof, we have not sold any shares of common stock.  There are no underwriters involved in our public offering.

ITEM 6.              EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	9/15/14	3.1

3.2	Bylaws.	S-1	9/15/14	3.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	9/14/15	99.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on 4/20/15.

DINOCO, INC.

BY:	DOROTHY SCARINGE
Dorothy Scaringe
President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick Maloy Patrick Maloy	COO	4/20/15

/s/ Joseph LaCome Joseph LaCome	Director	4/20/15

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	9/15/14	3.1

3.2	Bylaws.	S-1	9/15/14	3.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	9/14/15	99.1